Form 10QSB
period 2001-03-31
TROY ACQUISITION CORP
filed 2001-05-15
CIK 1112864

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                            SEC File No: 33-14982-LA

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________


                          TROY ACQUISITION CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


  California                                                   33-0899651
--------------------------------------------------------------------------------
(State or other                   (Commission                 (IRS Employer
jurisdiction of                  File Number)              Identification No.)
incorporation)


 19900 MacArthur Boulevard, Suite 660, Irvine, California          92612
--------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)


Company's telephone number, including area code:      (949) 851-9800




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [ X ] Yes        [   ] No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     5,000,000 Shares as of the date of this report.

Transitional Small Business Disclosure Format (check one):  [  ] Yes  [ X ] No

                         TROY ACQUISITION CORPORATION

                Form 10-QSB for the Quarter ended March 31, 2001

                                Table of Contents

                                                                                                                Page
                                                                                                                ----


PART 1 - ITEM 2...................................................................................................8
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS FOR FIGHTON SUCCESSION CORPORATION.............................................8
     CAUTION REGARDING FORWARD-LOOKING INFORMATION................................................................8
     OVERVIEW OF THE COMPANY......................................................................................8

PART II - OTHER INFORMATION.......................................................................................9
     ITEM 1 - LEGAL PROCEEDINGS...................................................................................9
     ITEM 2 - CHANGES IN SECURITY................................................................................10
     ITEM 3 - DEFAULTS ON SENIOR SECURITIES......................................................................10
     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................10
     ITEM 5 - OTHER INFORMATION..................................................................................10
     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...................................................................10

         SIGNATURE...............................................................................................11


PART 1 - FINANCIAL INFORMATION


                          TROY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                     ASSETS
                                     ------

                                                           March 31, 2001     December 31, 2000
                                                             (Unaudited)

         TOTAL ASSETS                                          $  --              $  --
                                                                ------             ------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

         LIABILITIES                                           $  --              $  --

         STOCKHOLDERS' EQUITY
                  Common Stock, no par value,
                    50,000,000 shares authorized,
                    5,000,000 issued and outstanding             2,000              2,000
                  Additional paid-in capital                       358                358
                  Deficit accumulated during                    (2,358)            (2,358)
                                                                ------             ------
                    development stage
                  Total Stockholders' Equity                      --                 --
                                                                ------             ------
                  TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                      $  --              $  --
                                                                ------             ------

                The accompanying notes to financial statements.


                           TROY ACQUISITON CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS



                                                                        For the Period from       For the Period from
                                                  For the Three          February 17, 2000         February 17, 2000
                                                   Months Ended         (inception) to March        (inception) to
                                                  March 31, 2001              31, 2000              March 31, 2001
                                                   (Unaudited)              (Unaudited)               (Unaudited)
Income                                          $      --                 $      --                  $      --
Expenses
 Professional fees                                     --                         750                $     2,000
 Organization expenses                                 --                         358                        358

Total expenses                                         --                       2,608                      2,358
NET LOSS                                               --                 $    (2,608)               $    (2,358)
LOSS PER SHARE - BASIC AND
DILUTED                                         $      --                 $      --                  $      --
WEIGHTED AVERAGE SHARES -
BASIC AND DILUTED                                 5,000,000                 5,000,000                  5,000,000
                                                ===========               ===========                ===========

                 The accompanying notes to financial statements.


                          TROY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
           STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE PERIOD
              FROM FEBRUARY 17, 2000 (INCEPTION) TO MARCH 31, 2001


                                                                                      DEFICIT
                                                                                    ACCUMULATED
                                         COMMON STOCK             ADDITIONAL           DURING
                                            ISSUED                 PAID-IN          DEVELOPMENT
                                     SHARES       AMOUNT           CAPITAL             STAGE       TOTAL
                                   ---------   ---------          ---------          ---------    ---------
Common Stock Issuance              5,000,000   $   2,000          $    --            $    --      $   2,000

Fair value of contributed
     services                           --          --                  358               --            358


Net loss for the period
     ended
     December 31, 2000                  --          --                 --               (2,358)      (2,358)
                                   ---------   ---------          ---------          ---------    ---------
     Balance as of
       December 31, 2000           5,000,000       2,000                358             (2,358)        --
                                   ---------   ---------          ---------          ---------    ---------
BALANCE
March 31, 2001:                   11,000,000   $   2,000          $     358          $  (2,358)   $    --
                                   =========   =========          =========          =========    =========

                 The accompanying notes to financial statements.


                          TROY ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                        For the Period from       For the Period from
                                                  For the Three          February 17, 2000         February 17, 2000
                                                   Months Ended         (inception) to March        (inception) to
                                                  March 31, 2001              31, 2000              March 31, 2001
                                                   (Unaudited)              (Unaudited)               (Unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES
Net Loss                                               $--                  $(2,608)                     $(2,358)
  Adjustment to reconcile net loss to net
  cash used by operating activities
  Increase in accounts payable                          --                      750                         --
  Contributed Services                                  --                      358                          358

  Net cash used by operating activities                 --                    1,500                      $(2,000)
                                                      -------               -------                      -------

CASH FLOWS FROM INVESTING                               --                     --                           --
ACTIVITIES                                            -------               -------                      -------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from issuance of common stock                  --                    2,000                        2,000
                                                      -------               -------                      -------
Net cash provided by financing activities               --                    2,000                        2,000
                                                      -------               -------                      -------
INCREASE IN CASH AND CASH
EQUIVALENTS                                             --                      500                         --
                                                      -------               -------                      -------
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD                                     --                     --                           --
CASH AND CASH EQUIVALENTS -
END OF PERIOD                                          $--                  $   500                      $  --
                                                      -------               -------                      -------

                 The accompanying notes to financial statements.

PART 1 - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR TROY ACQUISITION CORPORATION.

         The following discussion of the financial conditions and results of operations of the Company should be read in conjunction with the financial statements, including notes thereto, for the Company.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

         This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward- looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks or uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumption prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

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

Quarter Ended March 31, 2001

         Revenues.  The Company had no revenues during this period.

         Cost of Sales. The Company had no cost of sales for the quarter ended March 31, 2001, and no sales occurred during this period.

         Gross Profit.  The Company had no gross profit.

         Operating   Expenses.   The  Company  had  minimal  operating  expenses
primarily related to its reporting requirements in the quarter ended March 31, 2001. These expenses were paid by the Company's majority shareholder.

         Other Income (Expense). The Company had no other income or significant expenses. Liquidity and Capital Resources

         Cash and cash equivalents and net working capital (deficit) totaled $2,000 and ($2,358), respectively, as of December 31, 2000. The only source of cash has been net proceeds generated from initial capitalization. The Company has relied upon its majority shareholder to cover its expenses and fund its operations during the periods discussed.

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

         None.

         ITEM 3 - DEFAULTS ON SENIOR SECURITIES

         None.

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

         ITEM 5 - OTHER INFORMATION

         None

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 11, 2001            TROY ACQUISITION CORPORATION



                        By: /s/ Tim T. Chang
                           -----------------------------
                                Tim T. Chang, President