Form 10QSB
period 2001-09-30
TROY ACQUISITION CORP
filed 2001-11-19
CIK 1112864

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            FORM 10-QSB SEC File No:
                                   33-14982-LA

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________





                          TROY ACQUISITION CORPORATION
                         ------------------------------
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


         19900 MacArthur Boulevard, Suite 660, Irvine, California 92612
 -------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Company's telephone number, including area code:      (949) 851-9800
                                                --------------------------------





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

                          TROY ACQUISITION CORPORATION

              Form 10-QSB for the Quarter ended September 30, 2001

                                Table of Contents

                                                                          Page
                                                                          ----
PART 1 - ITEM 2..............................................................4
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS FOR FIGHTON SUCCESSION CORPORATION........4
     CAUTION REGARDING FORWARD-LOOKING INFORMATION...........................4
     OVERVIEW OF THE COMPANY.................................................4

PART II - OTHER INFORMATION..................................................5
     ITEM 1 - LEGAL PROCEEDINGS..............................................5
     ITEM 2 - CHANGES IN SECURITY............................................6
     ITEM 3 - DEFAULTS ON SENIOR SECURITIES..................................6
     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............6
     ITEM 5 - OTHER INFORMATION..............................................6
     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...............................6

         SIGNATURE...........................................................7


     EXHIBIT.................................................................8

PART 1 - FINANCIAL INFORMATION

                                           TROY ACQUISITION CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF CASH FLOWS

                                                                        For the Period from       For the Period from
                                                   For the Nine          February 17, 2000         February 17, 2000
                                                   Months Ended         (inception) to March        (inception) to
                                                  September 30,               31, 2000              March 31, 2001
                                                 2001 (Unaudited)           (Unaudited)               (Unaudited)
                                                 ----------------           -----------               -----------
CASH FLOWS FROM OPERATING
ACTIVITIES
Net Loss                                                $--                  ${2,608)                  {$2,358)
  Adjustment to reconcile net loss to net
  cash used by operating activities
  Increase in accounts payable                           --                      750                      --
  Contributed Services                                   --                      358                       358
                                                        ----                  ------                    ------

  Net cash used by operating activities                  --                     1500                   ${2,000)
                                                        ----                  ------                    ------

CASH FLOWS FROM INVESTING                                --                     --                        --
                                                        ----                  ------                    ------
ACTIVITIES
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from issuance of common stock                   --                    2,000                     2,000
                                                        ----                  ------                    ------
Net cash provided by financing activities                --                    2,000                     2,000
                                                        ----                  ------                    ------
INCREASE IN CASH AND CASH
EQUIVALENTS                                              --                      500                      --
                                                        ----                  ------                    ------
CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD                                      --                     --                        --
CASH AND CASH EQUIVALENTS -
END OF PERIOD                                           $--                   $  500                    $ --
                                                        ----                  ------                    ------

                       The accompanying notes to financial
                                  statements.

                                           TROY ACQUISITION CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF OPERATIONS

                                                         For the Period from       For the Period from
                                    For the Nine          February 17, 2000         February 17, 2000
                                    Months Ended         (inception) to March        (inception) to
                                   September 30,               31, 2000              March 31, 2001
                                  2001 (Unaudited)           (Unaudited)               (Unaudited)
                                  ----------------           -----------               -----------
Income                               $     --                  $     --                $     --
Expenses
 Professional fees                         --                         750              $    2,000
 Organization expenses                     --                         358                     358
                                     ----------                ----------              ----------

Total expenses                             --                       2,608                   2,358
                                     ----------                ----------              ----------
NET LOSS                                   --                     ${2,608)                ${2,358)
                                     ----------                ----------              ----------
LOSS PER SHARE - BASIC AND
DILUTED                              $     --                  $     --                $     --
                                     ----------                ----------              ----------
WEIGHTED AVERAGE SHARES -
BASIC AND DILUTED                     5,000,000                 5,000,000               5,000,000
                                     ==========                ==========              ==========

                       The accompanying notes to financial
                                  statements.

                                           TROY ACQUISITION CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                                   BALANCE SHEET

                                                      ASSETS

                                                                   September 30, 2001       December 31, 2000
                                                                      (Unaudited)
         TOTAL ASSETS                                                   $ --                     $ --
                                                                        ------                   ------


LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES                                                    $ --                     $ --
                                                                        ------                   ------


         STOCKHOLDERS' EQUITY
                  Common Stock, no par value,
                    50,000,000 shares authorized,
                    11,000,000 issued and outstanding                    2,000                    2,000
                  Additional paid-in capital                               358                      358
                  Deficit accumulated during                            {2,358)                  {2,358)
                                                                        ------                   ------
                    development stage
                  Total Stockholders' Equity                              --                       --
                                                                        ------                   ------

                  TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                               $ --                     $ --
                                                                        ======                   ------


                       See accompanying notes to financial
                                  statements.

                                           TROY ACQUISITION CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE PERIOD
                             FROM FEBRUARY 17, 2000 (INCEPTION) TO SEPTEMBER 30, 2001

                                                                    DEFICIT
                                                                   ACCUMULATED
                                  COMMON STOCK        ADDITIONAL     DURING
                                     ISSUED            PAID-IN     DEVELOPMENT
                              SHARES       AMOUNT      CAPITAL       STAGE          TOTAL
                            ----------   ----------   ----------   ----------    ----------
Common Stock Issuance        5,000,000   $    2,000   $     --     $     --      $    2,000

Fair value of contributed
     services                     --           --            358         --             358

Net loss for the period
     ended
     December 31, 2000            --           --           --         (2,358)       (2,358)
                            ----------   ----------   ----------   ----------    ----------

     Balance as of
       December 31, 2000     5,000,000        2,000          358       {2,358)         --
                            ----------   ----------   ----------   ----------    ----------

BALANCE
March 31, 2001:             11,000,000   $    2,000   $      358   $   (2,358)   $     --
                            ==========   ==========   ==========   ==========    ==========

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

Quarter Ended September 30, 2001

         Revenues.  The Company had no revenues during this period.

         Cost of Sales. The Company had no cost of sales for the quarter ended September 30, 2001, and no sales occurred during this period.

         Gross Profit.  The Company had no gross profit.

         Operating   Expenses.   The  Company  had  minimal  operating  expenses
primarily related to its reporting requirements in the quarter ended September 30, 2001. These expenses were paid by the Company's majority shareholder.

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


November 15, 2001                  TROY ACQUISITION CORPORATION



                                   By: /s/ Tim T. Chang
                                   --------------------
                                           Tim T. Chang, President